Form 10-Q
period 2017-06-30
Notes Inc
filed 2017-08-10
CIK 1703975

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended JUNE 30, 2017

  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:  333-217428

NOTES INCORPORATION

 (Exact name of registrant as specified in its charter)

Nevada	611816175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 473-6328

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]        No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ X]	Accelerated filer [ ] Smaller Reporting Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X ]        No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2017, the issuer had 2,990,000 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOTES INCORPORATION

Contents

Balance Sheets as of June 30, 2017 (unaudited) and March 31, 2017 (audited)	4

Statement of Operations for the three months ended June 30, 2017 (unaudited)	5

Statement of Cash Flows for the three months ended June 30, 2017 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Notes Incorporation Balance Sheets
	June 30, 2017 (unaudited)	March 31, 2017 (audited)
ASSETS
Current assets:
Cash	$10,110	$1,975

Total assets	$10,110	$1,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued compensation	$9,000	$-
Due to related party	4,961	985
Total current liabilities	13,961	985

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock $0.001 par value, 75,000,000
shares authorized; 2,750,000 and 2,500,000 shares issued and outstanding, respectively	2,750	2,500
Additional paid-in capital	9,750	-
Accumulated deficit	(16,351)	(1,510)
Total stockholders' equity (deficit)	(3,851)	990

Total liabilities and stockholders' equity	$10,110	$1,975

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation Statement of Operations (unaudited)
For the Three Months Ended June 30, 2017

Revenue	$-

Operating expenses:
Professional fees	4,150
Officer compensation	9,000
General and administrative	1,691
Total operating expenses	14,841

Net loss from operations	$(14,841)

Loss before income tax	(14,841)
Provision for income taxes	-

Net Loss	(14,841)

Basic and diluted net loss per common share	$(0.01)

Basic and diluted weighted average
common shares outstanding	2,506,593

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation
Statement of Cash Flows (unaudited)
For the Three Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(14,841)
Changes in operating assets and liabilities:
Accrued compensation	9,000
Net cash used in operating activities	(5,841)

Cash flows from Financing activities:
Advances from a related party	3,976
Proceeds from the sale of common stock	10,000
Net cash provided by financing activities	13,976

Net increase in cash	8,135

Cash, beginning of period	1,975

Cash, end of period	$10,110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation

Notes to Financial Statements

June 30, 2017

(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND HISTORY

Description of business

Notes Incorporation (the “Company”) was incorporated in the State of Nevada on November 21, 2016. The company is a development stage company that intends to design, create and launch mobile applications on both IOS and Android platforms. To date, the company’s activities have been limited to raising capital, organizational matters and the structuring of its business plan.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended June 30, 2017 the company had a net loss of $14,841. As of June 30, 2017 the company has not generated any revenues from operations. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending March 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Form S-1/A filed June 13, 2017.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

Development Stage Company

The company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities” The company is devoting substantially all of its efforts to the development of its business plans. The company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2017 the Company sold 250,000 shares of common stock to various third parties at $0.04 a share for total cash proceeds of $10,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 31, 2017 the Company sold 2,500,000 shares of common stock at par value of $0.001 to Inderjit Aujala, the Company’s President, for total cash proceeds of $2,500.

As of June 30, 2017 and March 31, 2017 the company owed Inderjit Aujala, the Company’s President, $4,961 and $985, respectively for cash advances. The advances were for various payments made to vendors for general operating expenses. The amount due is unsecured, due on demand, and noninterest bearing.

As of June 30, 2017, the Company has accrued compensation due to its President of $9,000.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to June 30, 2017, the Company sold 240,000 shares of common stock for total cash proceeds of 9,600.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above. We also urge you to review and consider our disclosures describing various risks that may affect our business, which are set forth under the heading "Risk Factors," below.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

        ·our future operating results;

        ·our business prospects;

        ·our contractual arrangements and relationships with third parties;

        ·the dependence of our future success on the general economy;

        ·our possible future financings; and

        ·the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Plan of Operations

We are a developmental stage company whose primary business is to design, develop and launch mobile applications (i.e. Utilities, games, media sharing etc.) for both the Android and iOS platforms.

Our intention is to begin development for various applications for the Android and iOS mobile platforms. Through market research and general global trends we plan on creating applications ranging from games to professional service related mobile applications. Currently, we have no mobile application developer on retention or as a hired employee. Our first mobile application planned for launch is a workplace messaging service, catered toward working professionals in a small to medium sized business. With the ability to create groups for project teams and management, this application would allow businesses to get notifications and updates much faster than emailing, which would allow for a more knowledgeable staff. In addition to groups, we plan on allowing for direct messaging between coworkers for messages or documents to be sent and received on a more private level. However, there can be no assurances that our efforts to develop the proposed messaging application will succeed or that we will be able to successfully market the proposed messaging application, if developed.

As we are developing, our sole officer and director will promote the marketing of our mobile applications. We plan to market our mobile applications through the following methods: social networking websites, word of mouth, search engine marketing, content marketing, paid advertisements, mobile advertising, guest blogging, social advertising and lastly through mobile app marketing agencies.

Results of Operations for the Three Months Ended June 30, 2017

Revenues

We have had no revenue since our inception on November 21, 2016.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 were $14,841. Of this $9,000 was accrued for officer compensation, $4,150 was for audit expense and $1,640 for Edgar fees.

Net Loss

For the three months ended June 30, 2017 we realized a net loss of $14,841.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $16,351 at June 30, 2017, had a net loss of $14,841 and net cash used in operating activities of $5,841 for the three months ended June 30, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows from financing activities for the three months ended June 30, 2017 were $13,976, $10,000 of which was from the sale of our common stock and $3,976 from related party advances.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business.  We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.  We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.  Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended June 30, 2017.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives.  Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of our property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 (a) or 15d-14 (a).
32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14 (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Part II Exhibits

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTES INCORPORATION

Dated: August 10, 2017	By: /s/ Inderjit Aujala Inderjit Aujala Chief Executive Officer, Chief Financial Officer