Form 10-Q
period 2017-09-30
Notes Inc
filed 2017-11-03
CIK 1703975

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

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

Yes  [ X ]        No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 3, 2017, the issuer had 3,500,000 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOTES INCORPORATION

Contents

Balance Sheets as of September 30, 2017 (unaudited) and March 31, 2017 (audited)	4

Statements of Operations for the three and six months ended September 30, 2017 (unaudited)	5

Statement of Cash Flows for the six months ended September 30, 2017 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Notes Incorporation Balance Sheets
	September 30, 2017 (unaudited)	March 31, 2017 (audited)
ASSETS
Current assets:
Cash	$6,668	$1,975

Total assets	$6,668	$1,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to related party	$1,898	$985
Total current liabilities	1,898	985

Commitments and contingencies:	-	-

Stockholders' equity (deficit):
Common stock $0.001 par value, 75,000,000 shares authorized; 3,500,000 and 2,500,000 shares issued and outstanding, respectively	3,500	2,500
Additional paid-in capital	39,000	-
Accumulated deficit	(37,730)	(1,510)
Total stockholders' equity (deficit)	4,770	990

Total liabilities and stockholders' equity	$6,668	$1,975

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation Statements of Operations (unaudited)
	For the Three Months Ended September 30, 2017	For the Six Months Ended September 30, 2017

Revenue	$-	$-

Operating expenses:
Professional fees	600	4,750
Officer compensation	20,000	29,000
General and administrative	779	2,470
Total operating expenses	21,379	36,220

Net loss from operations	$(21,379)	$(36,220)

Loss before income tax	(21,379)	(36,220)
Provision for income taxes	-	-

Net Loss	(21,379)	(36,220)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,136,359	2,823,197

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation Statement of Cash Flows (unaudited)
For the Six Months Ended September 30, 2017
Cash flows from operating activities:
Net loss	$(36,220)
Net cash used in operating activities	(36,220)

Cash flows from Financing activities:
Advances from a related party	4,551
Repayment of advances from a related party	(3,638)
Proceeds from the sale of common stock	40,000
Net cash provided by financing activities	40,913

Net increase in cash	4,693

Cash, beginning of period	1,975

Cash, end of period	$6,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation

Notes to Financial Statements

September 30, 2017

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

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2017, the company had an accumulated deficit of $37,730, has not generated any revenues from operations and had a net loss of $36,220 for the six months ended September 30, 2017. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2017 the Company sold 1,000,000 shares of common stock to various third parties at $0.04 a share for total cash proceeds of $40,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 31, 2017 the Company sold 2,500,000 shares of common stock at par value of $0.001 to Inderjit Aujala, the Company’s President, for total cash proceeds of $2,500.

As of September 30, 2017 and March 31, 2017 the company owed Inderjit Aujala, the Company’s President, $1,898 and $985, respectively for cash advances. The advances were for various payments made to vendors for general operating expenses. The amount due is unsecured, due on demand, and noninterest bearing.

As of September 30, 2017 and March 31, 2017, the Company has accrued compensation due to its President of $0 and $0, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended September 30, 2017

Revenues

We have had no revenue since our inception on November 21, 2016.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were $21,379. Of this $20,000 was for officer compensation, $600 was for accounting expense and $779 for general and administrative expense. Officer compensation consists of $3,000 a month, with an additional $11,000 bonus that was paid in September.

Net Loss

For the three months ended September 30, 2017 we realized a net loss of $21,379.

Results of Operations for the Six Months Ended September 30, 2017

Revenues

We have had no revenue since our inception on November 21, 2016.

Operating Expenses

Operating expenses for the six months ended September 30, 2017 were $36,220. Of this $29,000 was for officer compensation, $4,750 was for accounting and audit expense and $2,470 for general and administrative expense. Officer compensation consists of $3,000 a month, with an additional $11,000 bonus that was paid in September.

Net Loss

For the six months ended September 30, 2017 we realized a net loss of $36,220.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $37,730 at September 30, 2017, had a net loss of $36,220 and net cash used in operating activities of $36,220 for the six months ended September 30, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows from financing activities for the six months ended September 30, 2017 were $40,913, $40,000 of which was from the sale of our common stock and $913 from related party advances.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 3 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended September 30, 2017.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

NOTES INCORPORATION

Dated: November 3, 2017	By: /s/ Inderjit Aujala Inderjit Aujala Chief Executive Officer, Chief Financial Officer