Form 10-Q
period 2017-12-31
Notes Inc
filed 2018-02-08
CIK 1703975

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer [ ] Non-accelerated filer [ ] Emerging growth company [ X]	Accelerated filer [ ] Smaller Reporting Company[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ X ]        No  [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 7, 2018, the issuer had 3,500,000 shares of its common stock issued and outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOTES INCORPORATION

Contents

Balance Sheets as of December 31, 2017 (unaudited) and March 31, 2017 (audited)	4

Statements of Operations for the three and nine months ended December 31, 2017 (unaudited)	5

Statement of Cash Flows for the nine months ended December 31, 2017 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Notes Incorporation Condensed Balance Sheets
	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$32	$1,975

Total assets	$32	$1,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,000	$-
Accrued compensation	9,000	-
Due to related party	5,820	985
Total current liabilities	16,820	985

Commitments and contingencies:	-	-

Stockholders' equity (deficit):

Common stock $0.001 par value, 75,000,000 shares authorized; 3,500,000 and 2,500,000 shares issued and outstanding, respectively	3,500	2,500
Additional paid-in capital	39,000	-
Accumulated deficit	(59,288)	(1,510)
Total stockholders' equity (deficit)	(16,788)	990

Total liabilities and stockholders' equity	$32	$1,975

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation Condensed Statements of Operations (unaudited)
	For the Three Months Ended December 31, 2017	From inception on November 21, 2016 through December 31, 2016	For the Nine Months Ended December 31, 2017

Revenue	$-	$-	$-

Operating expenses:
Professional fees	4,600	-	9,350
Officer compensation	9,000	-	38,000
General and administrative	7,958	-	10,428
Totaloperatingexpenses	21,558	-	57,778

Net loss from operations	$(21,558)	$-	$(57,778)

Loss before income tax	(21,558)	-	(57,778)
Provision for income taxes	-	-	-

Net Loss	$(21,558)	$-	$(57,778)

Basic and diluted net loss per common share	$(0.01)	$-	$(0.02)

Basic and diluted weighted average common shares outstanding	3,500,000	-	3,049,618

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation Condensed Statement of Cash Flows (unaudited)
For the Nine Months Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(57,778)
Adjustments to reconcile net loss to net cash used in operations:
Changes in Operating Assets and Liabilities:
Accounts payable	2,000
Accrued compensation	9,000
Net cash used in operating activities	(46,778)

Cash flows from Financing activities:
Advances from a related party	13,091
Repayment of advances from a related party	(8,256)
Proceeds from the sale of common stock	40,000
Net cash provided by financing activities	44,835

Net decrease in cash	(1,943)

Cash, beginning of period	1,975

Cash, end of period	$32

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited financial statements.

Notes Incorporation

Notes to Financial Statements

December 31, 2017

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

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2017, the company had an accumulated deficit of $59,288, has not generated any revenues from operations and had a net loss of $57,778 for the nine months ended December 31, 2017. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time. The company’s continuation as a going concern is dependent upon the company’s ability to begin operations and to achieve a level of profitability. The company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2017 the Company sold 1,000,000 shares of common stock to various third parties at $0.04 a share for total cash proceeds of $40,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 31, 2017 the Company sold 2,500,000 shares of common stock at par value of $0.001 to Inderjit Aujala, the Company’s President, for total cash proceeds of $2,500.

As of December 31, 2017 and March 31, 2017 the company owed Inderjit Aujala, the Company’s President, $5,820 and $985, respectively for cash advances. The advances were for various payments made to vendors for general operating expenses. The amount due is unsecured, due on demand, and noninterest bearing.

As of December 31, 2017 and March 31, 2017, the Company has accrued compensation due to its President of $9,000 and $0, respectively.

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

Results of Operations for the Three Months Ended December 31, 2017

Revenues

We have had no revenue since our inception on November 21, 2016.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 were $21,558. Of this $9,000 was for officer compensation, $4,600 was for accounting and audit expense and $7,958 for general and administrative expense. Officer compensation consists of $3,000 a month.

Net Loss

For the three months ended December 31, 2017 we realized a net loss of $21,558.

Results of Operations for the Nine Months Ended December 31, 2017

Revenues

We have had no revenue since our inception on November 21, 2016.

Operating Expenses

Operating expenses for the nine months ended December 31, 2017 were $57,778. Of this $38,000 was for officer compensation, $9,350 was for accounting and audit expense and $10,428 for general and administrative expense. Officer compensation consists of $3,000 a month, with an additional $11,000 bonus that was paid in September.

Net Loss

For the nine months ended December 31, 2017 we realized a net loss of $57,778.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $59,288 at December 31, 2017, had a net loss of $57,778 and net cash used in operating activities of $46,778 for the nine months ended December 31, 2017. This raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash flows from financing activities for the nine months ended December 31, 2017 were $44,835, $40,000 of which was from the sale of our common stock and $4,835 from related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective for the quarterly period ended December 31, 2017.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

NOTES INCORPORATION

Dated: February 7, 2018	By: /s/ Inderjit Aujala Inderjit Aujala Chief Executive Officer, Chief Financial Officer