Form 10-K
period 2018-03-31
Notes Inc
filed 2018-06-29
CIK 1703975

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-217428

Notes, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	61-1816175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Davis Street, Seekonk, Massachusetts	02771
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 473-6328

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☒	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 27, 2018, the issuer had 3,500,000 shares of its common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, mean Notes, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

PART I

Item 1. Business.

Notes, Inc. (the “Company”, “we”, “our”) was incorporated in the State of Nevada on November 21, 2016. The Company’s activities have been limited to raising capital, preparing our registration statement and complying with the reporting requirements of a registrant. The Company has not generated any revenues since its inception date.

The Company is a shell company. A shell company is defined as a public company that has no or nominal operations and either no or nominal assets or assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets.

On March 13, 2017, pursuant to a Subscription Agreement dated March 13, 2017, the Company offered and sold 2,500,000 shares of common stock to our then sole officer and director, Inderjit Aujala, at a purchase price of $0.001 per share, for aggregate proceeds of $2,500.

On September 13, 2017, pursuant to the Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2017 and made effective on June 21, 2017, the Company completed its offering of 1,000,000 shares of common stock at a purchase price of $0.04 per share, for proceeds of $31,695 net of registration and other offering costs of $8,305.

Subsequent Events

On April 23, 2018, the shareholders of the Company, including Mr. Aujala, entered into a Stock Purchase Agreement pursuant to which they sold 99.7% of the issued and outstanding shares of the Company's common stock to H. Charles Tapalian for $325,000 in cash, resulting in a change in control of the Company.

In connection with the change in control, on April 23, 2018, Mr. Aujala agreed to terminate his employment agreement dated April 1, 2017, and to settle $36,872 representing amounts due a related party made by Mr. Aujala to the Company and amounts due for unpaid compensation.

In connection with the change in control, Mr. Aujala, the Company’s then Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and sole director, resigned from his officer positions with the Company, effective April, 23, 2018, and resigned as a director of the Company, effective as of 10 days following the filing with the SEC of an Information Statement on Schedule F-1, pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1, and the mailing of the same to the shareholders of the Company. Mr. Tapalian was appointed the President, Chief Executive Officer, Secretary and Treasurer of the Company, effective April 23, 2018. In addition, the board of directors of the Company (the “Board”) elected Mr. Tapalian as a director of the Company to fill the vacancy on the Board created following the effectiveness of Mr. Aujala’s resignation.

The Company’s Business Plan

The Company is currently a shell company without significant assets or activity; however, subsequent to the change of control of the Company, the Company abandoned its previous business plan and adopted a new business plan pursuant to which it will acquire and develop real estate properties and real estate related businesses.  Mr. Tapalian, the Company’s sole officer and an experienced real estate developer, may in the future contribute a portion of the substantial real estate properties and real estate related businesses that he owns to the Company in exchange for additional shares of the Company’s common stock, however, Mr. Tapalian has not yet made a determination whether or not he will make any such contribution and he has no current obligation to make any such contribution.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own or lease any property.

Item 3. Legal Proceedings.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not currently quoted on any public trading market or exchange. There has been no trading in our shares of common stock and, as a result, there is no established public market for our common stock. We cannot provide assurances that there will be a market in the future for our common stock.

Currently there are two holders of record of our common stock as of June 27, 2018.

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

We currently do not have any equity compensation plans.

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2018.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conjunction with the rules and regulations of the SEC.

Results of Operations

Our Company is a shell company with no or nominal assets. Our activities have been limited to preparing our registration statement enabling us to issue our common stock, raising capital, and complying with the reporting requirements of a registrant. We have not generated any revenues since November 21, 2016 (inception) nor have we incurred any software development costs. The following are our highlights for year ended March 31, 2018 (“Fiscal 2018”) compared to the period from November 21, 2016 (inception) through March 31, 2017 (“Fiscal 2017”):

Net loss in Fiscal 2018 was $70,456 compared to $1,510 in Fiscal 2017. Operating costs in Fiscal 2018 included officer’s compensation of $47,000 based on Mr. Aujala's employment agreement dated April 1, 2017, professional fees of $13,175, transfer agent fees of $8,610, and general and administrative costs of $1,671. Our operating costs in Fiscal 2017 included legal costs of $500, and general and administrative costs of $1,010.

Net cash used in operating activities in Fiscal 2018 was $47,591 compared to $1,510 in Fiscal 2017. Net cash used in operating activities in Fiscal 2018 was due to our net loss of $70,456 offset by an increase in unpaid compensation for related party of $18,000 and accounts payable of $4,865. Net cash used in operating activities in Fiscal 2017 was due to our operating loss of $1,510.

Net cash provided by financing activities in Fiscal 2018 was $45,642 compared to $3,485 in Fiscal 2017. Net cash provided from financing activities in Fiscal 2018 included net advances from a related party of $13,947 and proceeds of $40,000 from the sales of shares of common stock offset by offering costs of $8,305. Net cash provided from financing activities in Fiscal 2017 included advances from a related party of $985 and proceeds of $2,500 from the sale of shares of common stock from related party.

Liquidity and Capital Resources

As of March 31, 2018, the Company had total assets of $26, total liabilities of $37,797, including $32,932 in amounts due to a related party, stockholders' deficit of $37,771, working capital deficit of $37,771, and an accumulated deficit of $71,966. In addition, the Company has not commenced any revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

On April 23, 2018, Mr. Aujala and certain other shareholders entered into a Stock Purchase Agreement to sell 99.7% of the issued and outstanding shares of the common stock for $325,000 to Mr. Tapalian and to settle $36,872 representing amounts advanced by Mr. Aujala to the Company and amounts due for unpaid compensation, and the termination of Mr. Aujala's employment agreement dated April 1, 2017. (See description in Item 1. Business--Subsequent Events.)

Material Commitments

As of the date of this annual report, we do not have any material commitments.

Off-Balance Sheet Arrangements

As of the date of this annual report, we do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the nature of the Company and its limited activities, the Company has no material assumptions or estimates that require recognition or disclosure in its financial statements other than the assumption that the Company is a going concern and the estimate related to its valuation allowance associated with deferred tax assets. For a discussion of recently-issued and adopted accounting pronouncements, see Part IV. Item 15. “Exhibits and Financial Statement Schedules,” Note 3—Summary of Significant Accounting Policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear herein commencing on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Except as previously disclosed in our Current Report on Form 8-K that was filed with the SEC on June 8, 2018.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at March 31, 2018.

The Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
H. Charles Tapalian	79	Chief Executive Officer and Sole Director (Principal Executive, Financial and Accounting Officer)

H. Charles Tapalian has been our Chief Executive Officer, President, Treasurer, Secretary and sole director of the Board of Directors since April 23, 2018, following his acquisition of 99.7% of the outstanding shares of our common stock. Mr. Tapalian is a real estate developer with over 50 years of experience. He has served as the Manager of R.I. Seekonk Holdings, LLC, a real estate development and leasing company, since April 2003, and as the Manager of MSI Holdings, LLC, a residential real estate leasing company, since March 2002.

Mr. Tapalian, formerly a Registered Professional Engineer, also has over 20 years of construction and engineering experience. He received a B.S. in civil engineering and a M.S. in soils and structures from the University of Rhode Island. He also completed course work towards a Ph.D. in materials science at the University of Connecticut and course work towards an advanced degree in ocean engineering at the University of Rhode Island.

The Board of Directors and Committees

The Board evaluates its leadership structure and role in risk oversight on an ongoing basis. The Board currently does not have a lead independent director since we only have one director. The Board determines what leadership structure it deems appropriate based on factors such as the experience of the applicable individuals, the current business environment of the Company or other relevant factors.

The Board is also responsible for oversight of the Company’s risk management practices while management is responsible for the day-to-day risk management processes. This division of responsibilities is the most effective approach for addressing the risks facing the Company, and the Company’s Board leadership structure supports this approach. The Board receives periodic reports from management regarding the most significant risks facing the Company.

The Company does not have any independent directors. The Company is not required to maintain a majority of independent directors under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system.

The Board does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by the Board as a whole since we only have one director.

During its fiscal year ended March 31, 2018, the Company did not hold any meetings of the Board.

Interested parties may communicate with the Board by sending mail to the Company’s offices at 44 Davis St., Seekonk, MA 02771.

Term of Office

All directors serve until the next annual shareholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board during the period covered by this report.

Family Relationships

There are no family relationships between or among any of the Company’s directors or executive officers.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, its directors and executive officers were not involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

Item 11. Executive Compensation.

Mr. Tapalian does not have an employment agreement with the Company. Mr. Tapalian has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

Summary compensation table

The table below summarizes all compensation awarded to, earned by, or paid to Mr. Aujala, who was the sole employee of the Company, for services rendered in all capacities for the fiscal year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017.

Name and principal position	Year	Salary	Bonus	Total
Inderjit Aujala (1)	2017	-	-	-
	2018	$36,000	$11,000	$47,000

(1)	Mr. Aujala was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on November 21, 2016. On April 1, 2017, Mr. Aujala entered into an employment agreement with the Company. The agreement provided an annual salary of $36,000, bonuses as determined by the Board, and other perquisites as may be customarily granted by a company to employees of similar rank and position including reimbursement for travel and entertainment related expenses.

The Company did not grant any stock options to Mr. Aujala.

On April 23, 2018, in connection with the change of control, Mr. Aujala agreed to terminate his employment agreement dated April 1, 2017 and to settle $36,872 representing interest-free loans made to the Company by Mr. Aujala and amounts due for unpaid compensation. Mr. Aujala was not paid any severance-related payments in connection with the change of control.

Director compensation

There was no director compensation paid to Mr. Aujala for the fiscal year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of June 27, 2018 regarding the ownership of common stock by each shareholder known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	H. Charles Tapalian 44 Davis Street Seekonk, MA 02771	3,490,000 shares of common stock (direct)	99.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our board of directors consists of one individual, Mr. Tapalian, who also serves as our sole officer, and is not independent.

Item 14. Principal Accounting Fees and Services.

On June 8, 2018, the Company filed on a Current Report on Form 8-K to disclose the dismissal of Fruci & Associates II, PLLC and the appointment of Citrin Cooperman & Company, LLP ("Citrin Cooperman") as the Company's new independent registered public accounting firm.

The Company reports professional fees related to audit and other accounting services in the period the services are performed and billed. The Company was not billed by our principal independent accountants for professional services rendered for the audit of fiscal year ended March 31, 2018 during the fiscal year ended March 31, 2018.

The Board pre-approved all audit fees for fiscal year ended March 31, 2018 and 2017.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents filed as part of the report.

The following financial statements:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statements of Operations

Statement of Stockholders’ (Deficit) Equity

Statements of Cash Flows

Notes to Financial Statements

(b) The following exhibits are filed as part of this annual report.

Exhibits:

3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of the Registrant (2)
10.1	Subscription Agreement (3)
10.2	Stock Purchase Agreement, dated April 23, 2018, by and among the Issuer, H. Charles Tapalian and the Sellers (4)
31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1**	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Previously filed as Exhibit 3.1 to our Form S-1 which was filed with the Commission on April 24, 2017, and which is incorporated herein by reference.
(2)	Previously filed as an Exhibit 3.2 to our Form S-1 which was filed with the Commission on April 24, 2017, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to our prospectus on Form 424 which was filed with the Commission on June 23, 2017 which is incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to our Current Report on Form 8-K which was filed with the Commission on April 27, 2018, and which is incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Notes, Inc.

Dated: June 29, 2018	By:	/s/ H. Charles Tapalian
H. Charles Tapalian Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Notes, Inc.

Dated: June 29, 2018	By:	/s/ H. Charles Tapalian
H. Charles Tapalian (Director)

Notes, Inc.

Audited Financial Statements

As of March 31, 2018 and 2017 and for the year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of
Directors of Notes, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Notes, Inc. (the “Company”) as of March 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not commenced revenue generating activities, has suffered recurring losses from operations, and has a working capital deficit and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2018.

Providence, Rhode Island
June 29, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Notes, Inc.

We have audited the accompanying balance sheet of Notes, Inc. as of March 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the period from November 21, 2016 (inception) to March 31, 2017. Notes, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Notes, Inc. as of March 31, 2017, and the results of its operations and its cash flows for the period from November 21, 2016 (inception) to March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC
Fruci & Associates II, PLLC
Spokane, Washington
April 18, 2017

Notes, Inc.

Balance Sheets

	March 31,
	2018	2017
ASSETS
Current assets:
Cash	$26	$1,975
Total assets	$26	$1,975

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$4,865	$-
Unpaid compensation to related party	18,000	-
Due to related party	14,932	985
Total liabilities	$37,797	$985
Commitments and Contingencies (Note 5 and 7)
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,500,000 shares and 2,500,000 shares issued and outstanding at March 31, 2018 and 2017, respectively	$3,500	$2,500
Additional paid-in capital	30,695	-
Accumulated deficit	(71,966)	(1,510)
Total stockholders’ (deficit) equity	(37,771)	990
Total liabilities and stockholders’ (deficit) equity	$26	$1,975

The accompanying notes are an integral part of these financial statements

Notes, Inc.

Statements of Operations

	Year Ended March 31, 2018	From November 21, 2016 (inception) through March 31, 2017

Operating expenses:
Related party officer compensation	$47,000	$-
Transfer agent fees	8,610	-
Professional fees	13,175	-
General and administrative	1,671	1,510
Total operating expenses	70,456	1,510

Net loss	(70,456)	(1,510)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	3,160,671	346,154

The accompanying notes are an integral part of these financial statements

Notes, Inc.

Statements of Stockholders’ (Deficit) Equity

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity

Issuance of common stock to related party	2,500,000	$2,500			$2,500
Net loss				(1,510)	(1,510)
Balance, March 31, 2017	2,500,000	$2,500	$-	$(1,510)	$990

Issuance of common stock, net of fees and offering costs	1,000,000	1,000	30,695		31,695
Net loss				(70,456)	(70,456)

Balance, March 31, 2018	3,500,000	$3,500	$30,695	$(71,966)	$(37,771)

The accompanying notes are an integral part of these financial statements

Notes, Inc.

Statements of Cash Flows

	Year Ended March 31, 2018	From November 21, 2016 (inception) through March 31, 2017

Cash flows from operating activities:
Net loss	$(70,456)	$(1,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Unpaid compensation to related party	18,000	-
Accounts payable	4,865	-
Net cash used in operating activities	(47,591)	(1,510)
Accounts payable
Cash flows from financing activities:
Net advances from related party	13,947	985
Proceeds from the sale of common stock from related party	-	2,500
Proceeds from the sale of common stock	40,000	-
Offering costs related to the sale of common stock	(8,305)	-
Net cash provided by financing activities	45,642	3,485

Net (decrease) increase in cash	(1,949)	1,975
Cash, beginning of period	1,975	-
Cash, end of period	$26	$1,975

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Notes, Inc.

Notes to Financial Statements

Note 1—Nature of Operations

Notes, Inc. (the “Company”) was incorporated in the State of Nevada on November 21, 2016. In these notes, the terms “we,” “us,” “our,” or the “Company” means Notes, Inc.

Note 2—Basis of Presentation and Going Concern

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of March 31, 2018, the Company had total assets of $26, total liabilities of $37,797, including $32,932 in amounts due a related party, stockholders' deficit of $37,771, working capital deficit of $37,771 and an accumulated deficit of $71,966. In addition, the Company had not commenced any revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern

On April 23, 2018, the shareholders of the Company, including Mr. Inderjit Aujala, the Company’s then Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer, entered into a stock purchase agreement to sell 99.7% of the issued and outstanding shares of the common stock for $325,000 to Mr. H. Charles Tapalian (“Mr. Tapalian”) and to settle $36,872 representing amounts advanced by Mr. Aujala to the Company and amounts due for unpaid compensation.

Concurrently, the employment agreement dated April 1, 2017, entered into by the Company and Mr. Aujala was terminated as described in Note 7 subsequent event.

Subsequent to the change of control (See Note 8) of the Company, the Company abandoned its previous business plan and adopted a new business plan pursuant to which it will acquire and develop real estate properties and real estate related businesses. Mr. Tapalian, the Company’s sole officer and an experienced real estate developer, may in the future contribute a portion of the substantial real estate properties and real estate related businesses that he owns to the Company in exchange for additional shares of the Company’s common stock, however, Mr. Tapalian has not yet made a determination whether or not he will make any such contribution and he has no current obligation to make any such contribution.

Note 3—Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

The principal estimate included in the accompanying financial statements relates to the valuation allowance against deferred tax assets. The principal assumption made when preparing the accompanying financial statements is that the Company will continue as a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at March 31, 2018 and 2017.

Offering Costs

Offering costs consists of certain legal, accounting and other fees incurred related to the Company’s efforts to raise equity capital. Offering costs in connection with equity financing are recognized as an offset against the proceeds received.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018.

Notes, Inc.

Notes to Financial Statements

ASC 820 defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a transaction measurement date. The ASC 820 three-tier fair value hierarchy prioritizes the inputs used in the valuation methodologies, as follows:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The respective carrying values of the Company’s financial instruments, which includes cash, accounts payable, unpaid compensation, and amounts due to related party, approximate their fair values. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature.

Revenue Recognition

The Company had no revenues for the year ended March 31, 2018 or for the period from November 21, 2016 (inception) through March 31, 2017.

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for the year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017, because there were no adjustments to net loss required for purposes of computing diluted loss per share (numerator) and there were no adjustments to the weighted average number of shares of common stock due to potential dilutive securities (denominator).

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (ASC 740). Current tax liabilities or receivables are recognized for the amount of taxes estimated to be payable or refundable for the current year. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 6, Income Taxes, for a discussion of the Tax Cuts and Jobs Act of 2017 (“Tax Cuts and Jobs Act”), enacted on December 22, 2017, which resulted in a change to future years’ statutory federal corporate tax rate applicable to taxable income. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company assesses the likelihood its deferred tax assets will be recovered from future taxable income, and to the extent it deems reasonable, based on available evidence. If it is more-likely-than-not all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2018 and 2017, or recognized for the year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017. As of March 31, 2018, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its positions.

JOBS Act Accounting Election

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies who are not an EGC.

Recently Issued Accounting Pronouncements

In March 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740). The purpose of this updated guidance is to address the implications of the Tax Cuts and Jobs Act and is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have determined that the adoption of this standard will not have a material impact on our financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This updated guidance requires a reclassification of certain tax effects from accumulated comprehensive income and is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We have determined that the adoption of this standard will not have a material impact on our financial statements.

Notes, Inc.

Notes to Financial Statements

Note 4—Stockholders' Equity

Authorized Stock

The Company has authorized 75,000,000 shares of common stock with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the Company is sought.

Common Share Issuances

On March 13, 2017, pursuant to a Subscription Agreement dated March 13, 2017, the Company offered and sold 2,500,000 shares of common stock to our then sole officer and director, Inderjit Aujala, at a purchase price of $0.001 per share, for aggregate proceeds of $2,500.

On September 13, 2017, pursuant to the Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission (the “SEC”) on April 24, 2017 and made effective on June 21, 2017, the Company completed its offering of 1,000,000 shares of common stock at a purchase price of $0.04 per share, for proceeds of $31,695 net of registration and other offering costs of $8,305. The original 2,500,000 shares of common stock have not been registered and therefore are restricted.

At March 31, 2018 and 2017, the Company had no stock subscription receivables.

For the year ended March 31, 2018, the Company recorded a reclassification of registration and other offering costs of $8,305 to paid-in capital as an offset to the gross proceeds from the sale of common stock.  These costs were previously recorded as operating expenses.  The following table shows the impact of this reclassification to the income statement reported on the Form 10-Q for the interim periods ended June 30, 2017, September 30, 2017 and December 31, 2017, and for the full year ended March 31, 2018.  The Company does not believe that this reclassification represents a material misstatement nor a material weakness in the Company’s internal control over financial reporting.

	For the Three Months Ended				Year Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	March 31, 2018

As reported	$14,841	$21,379	$21,558	$12,678	$70,456
As corrected	12,701	21,379	15,393	20,983	70,456
	$2,140	$-	$6,165	$(8,305)	$-

Note 5—Related Party Transactions

On March 13, 2017, the Company sold 2,500,000 shares of common stock at par value of $0.001 to Mr. Inderjit Aujala (“Mr. Aujala”), the Company’s then sole officer and director, for total cash proceeds of $2,500.

As of March 31, 2018 and 2017, the Company owed Mr. Aujala $32,932 and $985, respectively, for non-interest unsecured loans to the Company and amounts due for unpaid compensation. The loans were for various payments made to vendors for general operating expenses and general funding advances. The loans are due on demand. (Please see Note 8—Subsequent Events.)

Effective April 1, 2017, the Company entered into an employment agreement with Mr. Aujala for a two-year term to employ him as the Company’s President and Chief Executive Officer for an annual base salary of $36,000. For the year ended March 31, 2018, the Company recorded $47,000 in officer compensation costs, representing $36,000 in base salary and $11,000 in bonuses, to Mr. Aujala.

Note 6—Income Taxes

The Company was established in the State of Nevada in the United States and is subject to Nevada State and U.S. federal tax laws. The Company has not recognized an income tax benefit for its deferred tax assets based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which is not considered more likely than not. Further, the benefit from utilization of net operating loss carryforwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant net operating losses for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Notes, Inc.

Notes to Financial Statements

Income tax benefit consisted of the following:

	Year Ended March 31, 2018	From November 21, 2016 (inception) through March 31, 2017
Current:
Federal	$-	$-
Deferred:
Federal	14,796	529
	14,796	529
Less: Valuation allowance	(14,796)	(529)
	$-	$-

At March 31, 2018 and for the period November 21, 2016 (inception) through March 31, 2017, the reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year Ended March 31, 2018	From November 21, 2016 (inception) through March 31, 2017
U.S. federal statutory rate	21.0%	35.0%
Valuation allowance	-21.0%	-35.0%
Effective tax rate	0.0%	0.0%

As of March 31, 2018, the Company had federal net operating loss carryforwards of $53,966 that begin to expire in 2027. The net deferred tax asset is as follows:

	At March 31,
	2018	2017

Unpaid compensation for related party	$3,780	$-
Net operating loss carryforwards	11,333	529
Valuation allowance	(15,113)	(529)
Net deferred tax asset	$-	$-

For the year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017, federal deferred income tax benefit was approximately $14,796 and $529, respectively, based on the respective statutory federal tax rate. Deferred income tax benefit for the year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017 was reduced to $0 as a result of the valuation allowance related to the deferred tax assets. The Company was not subject to any State of Nevada current income tax.

Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of the change in the tax rate is recognized as income or expense in the period of the enacted change in tax rate. Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act is a comprehensive revision to federal tax law which makes broad and complex changes to U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years after December 31, 2017; and limitations on the deductibility of certain executive compensation.

Notes, Inc.

Notes to Financial Statements

The Company files income tax returns in the United States in federal and applicable state jurisdictions. The Company’s tax filings for the year ended March 31, 2018 and for the period from November 21, 2016 (inception) through March 31, 2017, each remain subject to examination by taxing authorities. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recognized any penalties or interest related to its income tax provision.

Note 7—Commitments and Contingencies

Legal Matters

The Company is, from time to time, involved in ordinary and routine litigation.  Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the ruling occurs.

Note 8—Subsequent Events

In connection with the preparation of the accompanying financial statements, we have evaluated subsequent events through the date of this filing on Form 10-K, and determined there to be no events requiring adjustments to the financial statements and/or disclosures therein other than as disclosed herein.

On April 23, 2018, the shareholders of the Company, including Mr. Aujala, entered into a Stock Purchase Agreement pursuant to which they sold 99.7% of the issued and outstanding shares of the Company's common stock to H. Charles Tapalian for $325,000 in cash, resulting in a change in control of the Company.

In connection with the change in control, on April 23, 2018, Mr. Aujala agreed to terminate his employment agreement dated April 1, 2017 and to settle $36,872 representing interest-free loans that he made to the Company and amounts due for unpaid compensation.

In connection with the change in control, Mr. Aujala, the Company’s then Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and sole director, resigned from his officer positions with the Company, effective April, 23, 2018, and resigned as a director of the Company, effective as of 10 days following the filing with the SEC of an Information Statement on Schedule F-1, pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1, and the mailing of the same to the shareholders of the Company. Mr. Tapalian was appointed the President, Chief Executive Officer, Secretary and Treasurer of the Company, effective April 23, 2018. In addition, the board of directors of the Company (the “Board”) elected Mr. Tapalian as a director of the Company to fill the vacancy on the Board created following the effectiveness of Mr. Aujala’s resignation.

