Form 10-Q
period 2018-06-30
RISB Properties, Inc.
filed 2018-08-10
CIK 1703975

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-217428

RISB Properties, Inc.

(Exact name of registrant as specified in its charter)

Nevada	61-1816175
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44 Davis Street Seekonk, MA	02771
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 473-6328

NOTES, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2018, the issuer had 3,500,000 shares of its common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

RISB Properties, Inc.

Balance Sheets

	June 30, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$2,000	$26
Prepaid expenses	375	-
Total assets	$2,375	$26

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,676	$4,865
Accrued expenses	11,000	-
Unpaid compensation to related party	-	18,000
Due to related party	21,409	14,932
Total liabilities	$39,085	$37,797

Commitments and Contingencies (Note 5)

Stockholders’ deficit:
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,500,000 shares issued and outstanding	$3,500	$3,500
Additional paid-in capital	67,577	30,695
Accumulated deficit	(107,787)	(71,966)
Total stockholders’ deficit	(36,710)	(37,771)
Total liabilities and stockholders’ deficit	$2,375	$26

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended June 30,
	2018	2017

Operating expenses:
Related party officer compensation	$2,300	$9,000
Professional fees	21,315	3,650
Legal fees	12,000	-
General and administrative	206	51
Net loss	$(35,821)	$(12,701)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	3,500,000	2,506,593

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Stockholders’ Deficit

(unaudited)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, March 31, 2018	3,500,000	$3,500	$30,695	$(71,966)	$(37,771)
Net loss				(35,821)	(35,821)
Settlement of related party debt and unpaid compensation			36,882		36,882
Balance, June 30, 2018	3,500,000	$3,500	$67,577	$(107,787)	$(36,710)

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(35,821)	$(12,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of related party loans	1,650	-
Settlement of unpaid compensation to related party	2,300	-
Changes in operating assets and liabilities:
Prepaid expenses	(375)	-
Unpaid compensation for related party	-	9,000
Accounts payable	1,811	-
Accrued expenses	11,000	-
Net cash used in operating activities	(19,435)	(3,701)

Cash flows from financing activities:
Advances from related party	21,409	3,976
Proceeds from the sale of common stock	-	10,000
Offering costs related to the sale of common stock	-	(2,140)
Net cash provided by financing activities	21,409	11,836

Net increase in cash	1,974	8,135
Cash, beginning of period	26	1,975
Cash, end of period	$2,000	$10,110

Supplemental disclosure of cash flow information:
Settlement of related party debt and unpaid compensation	$36,882	$-

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Notes to Unaudited Financial Statements

Note 1—Nature of Operations

RISB Properties, Inc. (formerly known as Notes, Inc.) (the “Company”) was incorporated in the State of Nevada on November 21, 2016. In these notes, the terms “we,” “us,” “our,” “RISB,” or the “Company” means RISB Properties, Inc.

Note 2—Basis of Presentation and Going Concern

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended March 31, 2018. All adjustments, which in the opinion of management, are considered to be necessary for a fair presentation of the periods shown, are of a normal, recurring nature and have been reflected in the financial statements. Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation. Our significant accounting policies are described below.

Change of Control

On April 23, 2018, the shareholders of the Company, including Mr. Inderjit Aujala (“Mr. Aujala”), the Company’s then Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer, entered into a stock purchase agreement to sell 99.7% of the issued and outstanding shares of the common stock for $325,000 to Mr. H. Charles Tapalian (“Mr. Tapalian”) and to settle $36,882 representing amounts advanced by Mr. Aujala to the Company and amounts due for unpaid compensation.

The Company recorded the settlement of $36,882 as an adjustment to paid-in capital. This included unpaid compensation at March 31, 2018 of $18,000, net advances from related party at March 31, 2018 of $14,932, officer compensation of $2,300 due Mr. Aujala in April of 2018, and transfer agent fees of $1,650 paid by Mr. Aujala in April of 2018.

Concurrently, the employment agreement dated April 1, 2017, entered into by the Company and Mr. Aujala was terminated as described in Note 4--Related Party Transactions.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company had total assets of $2,375, total liabilities of $39,085, including $21,409 in amounts due to a related party, a stockholders’ deficit of $36,710, a working capital deficit of $36,710 and an accumulated deficit of $107,787. In addition, the Company has not commenced any revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Subsequent to the change of control of the Company, the Company abandoned its previous business plan and adopted a new business plan pursuant to which it will acquire and develop real estate properties and real estate related businesses. Mr. Tapalian, the Company’s sole officer and an experienced real estate developer, may in the future contribute a portion of the substantial real estate properties and real estate related businesses that he owns to the Company in exchange for additional shares of the Company’s common stock. However, Mr. Tapalian has not yet made a determination whether or not he will make any such contribution and he has no current obligation to make any such contribution.

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

Settlement of Amounts Due to Related Party

The Company recorded the settlement of related party loans and unpaid compensation due to a related party as an adjustment to additional paid-in capital on the basis that the extinguishment transaction between related entities was in essence a capital transaction.

Note 4—Related Party Transactions

Effective April 1, 2017, the Company entered into an employment agreement with Mr. Aujala for a two-year term to employ him as the Company’s President and Chief Executive Officer for an annual base salary of $36,000. The employment agreement was terminated on April 23, 2018. For the three-month period ended June 30, 2018 and 2017, the Company recorded $2,300 and $9,000 in officer base salary compensation to Mr. Aujala (see change of control section in Note 2--Basis of Presentation and Going Concern.)

For the three months ended June 30, 2018, Mr. Tapalian, and entities controlled by Mr. Tapalian, provided non-interest-bearing loans to the Company in an aggregate amount of $21,409 that are payable upon demand.

Note 5—Commitments and Contingencies

The Company may, from time to time, be involved in ordinary and routine litigation.  Management presently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.  Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  An unfavorable ruling could include money damages and, in such event, could result in a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the ruling occurs.

Note 6—Stockholders’ Equity

For the three months ended June 30, 2017, the Company recorded a reclassification of registration and other offering costs of $2,140 to paid-in capital as an offset to the gross proceeds from the sale of common stock. These costs were previously recorded as operating expenses. The Company does not believe that this reclassification represents a material misstatement nor a material weakness in the Company’s internal control over financial reporting. The following table shows the impact of this reclassification to the income statement reported on the Form 10-Q for the three months ended June 30, 2017:

As reported	$14,841
As corrected	12,701
$2,140

Note 7—Income Taxes

We recorded a provision for income taxes for the three months ended June 30, 2018 of $223 and a benefit for income taxes for the three months ended June 30, 2017 of $4,445. As of June 30, 2018 and 2017, we had a valuation allowance of $14,890 and $4,974, respectively, placed against our deferred tax assets related to our federal net operating loss carryforwards. Our annual Federal statutory income tax rate was 21% and 35% for the three months ended June 30, 2018 and 2017, respectively, and our effective federal income tax rate was reduced to zero for both periods as a result of the valuation allowance recorded against our deferred tax assets.

Note 8—Subsequent Events

In connection with the preparation of the accompanying financial statements, we have evaluated subsequent events through the date of this filing on Form 10-Q and determined there to be no events requiring adjustments to the financial statements and/or disclosures therein other than as disclosed herein.

On July 18, 2018, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) which provided for (i) a change in the name of the Company from “Notes, Inc.” to “RISB Properties, Inc.” and (ii) an increase in the number of authorized shares of common stock of the Company, par value $0.001 per share, from 75,000,000 to 500,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements, including the accompanying notes, appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements, including the accompany notes, in our Annual Report on Form 10-K dated March 31, 2018. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this interim report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Change of Control

On April 23, 2018, Mr. Inderjit Aujala (“Mr. Aujala”) and certain other shareholders entered into a Stock Purchase Agreement to sell 99.7% of the issued and outstanding shares of the common stock for $325,000 to Mr. H. Charles Tapalian. Mr. Aujala also entered into an agreement with the Company to settle $36,882 representing amounts advanced by him to the Company and amounts due for unpaid compensation, and to terminate his employment agreement dated April 1, 2017.

Revenues

The Company is a shell corporation and had no revenues for the three months ended June 30, 2018 (“1Q 2018”) and 2017 (“1Q 2017”).

Operating Expenses

Operating expenses for the three months ended June 30, 2018 and 2017 was $35,821 and $12,701, respectively. The increase of $23,120 was due primarily to legal fees of $12,000 for services related to the Company’s various SEC filings. In addition, professional fees increased by $17,665 due to increases in accounting, audit and transfer agent costs. Officer compensation costs decreased by $6,700 due to the termination of Mr. Aujala’s employment agreement.

Net cash used in operating activities for the three months ended June 30, 2018 and 2017 was $19,435 and $3,701, respectively. Net cash used in operating activities for 1Q 2018 was due primarily to our net loss of $35,821 offset by a noncash adjustment for the settlement of related party loans and unpaid compensation of $3,950 and an increase in accounts payable of $1,811 and an increase in accrued expenses of $11,000. Net cash used in operating activities for 1Q 2017 was due to our net loss of $12,701 offset by unpaid compensation expense of $9,000.

Net cash provided by financing activities for the three months ended June 30, 2018 and 2017 was $21,409 and $11,836, respectively. Net cash provided by financing activities for 1Q 2018 was from advances from a related party of $21,409. Net cash provided by financing activities for 1Q 2017 was from net advances from a related party of $3,976 and proceeds from the sale of common stock of $10,000 offset by offering costs related to the sale of common stock of $2,140.

Net Loss

The net loss for three months ended June 30, 2018 and 2017 was $35,821 and $12,701, respectively.

Liquidity

As of June 30, 2018, the Company had total assets of $2,375, total liabilities of $39,085, including $21,409 in amounts due to a related party, a stockholders’ deficit of $36,710, a working capital deficit of $36,710, and an accumulated deficit of $107,787. In addition, the Company has not commenced any revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Capital Resources

The Company is currently reliant solely on related party loans from its majority shareholder to fund its limited activities. If the Company implements a new business plan to acquire and develop real estate properties and real estate related businesses, it would require additional capital and fees. Our majority shareholder has no obligation to continue to provide additional loans and we have no assurance that other future financing will be available to us on acceptable terms. If our majority shareholder does not continue to provide additional loans or if other financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Material Commitments

As of the date of this Form 10-Q, we do not have any material commitments.

Off-Balance Sheet Arrangements

As of the date of this Form 10-Q, we do not have any off-balance sheet arrangements.

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

Due to the nature of the Company and its limited activities, the Company has no material assumptions or estimates that require recognition or disclosure in its financial statements other than the assumption that the Company is a going concern and the estimate related to its valuation allowance associated with deferred tax assets. For a discussion of recently-issued and adopted accounting pronouncements, see Part I. Item 1. “Unaudited Financial Statements,” Note 3—Summary of Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the quarter ended June 30, 2018.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Company is a party and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.2	Stock Purchase Agreement dated April 23,2018, by and among the Issuer, H. Charles Tapalian and the Sellers (1)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 (a) or 15d-14 (a).

32.1**	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14 (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Previously filed as Exhibit 10.1 to our Current Report on Form 8-K which was filed with the Commission on April 27, 2018, and which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RISB Properties, Inc.

Dated: August 10, 2018	By:	/s/ H. Charles Tapalian
H. Charles Tapalian Chief Executive Officer (Principal Executive, Financial and Accounting Officer)