Form 10-Q
period 2018-09-30
RISB Properties, Inc.
filed 2018-11-13
CIK 1703975

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

N/A

(Former name, former address and former fscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2018, the issuer had 3,500,000 shares of its common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

RISB Properties, Inc.

Balance Sheets

	September 30, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$3,715	$26
Total assets	$3,715	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$24,075	$4,865
Accrued expenses	18,000	-
Unpaid compensation to related party	-	18,000
Due to related parties	59,747	14,932
Total liabilities	$101,822	$37,797

Comittments and Contingencies (Note 5)

Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized at September 30, 2018 and 75,000,000 shares at March 31, 2018; 3,500,000 shares issued and outstanding	$3,500	$3,500
Additional paid-in capital	67,577	30,695
Accumulated deficit	(169,184)	(71,966)
Total stockholders' deficit	(98,107)	(37,771)
Total liabilities and stockholders' deficit	$3,715	$26

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
Related party officer compensation	$-	$20,000	$2,300	$29,000
Professional fees	36,850	600	58,165	4,250
Legal fees	18,000	-	30,000	-
General and administrative	6,547	779	6,753	830
Net loss	$(61,397)	$(21,379)	$(97,218)	$(34,080)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Basic and diluted weighted average common shares outstanding	3,500,000	3,136,359	3,500,000	2,823,197

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Stockholders' Deficit

(unaudited)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, March 31, 2018	3,500,000	$3,500	$30,695	$(71,966)	$(37,771)
Net loss	-	-	-	(97,218)	(97,218)
Settlement of related party debt and unpaid compensation	-	-	36,882	-	36,882
Balance, September 30, 2018	3,500,000	$3,500	$67,577	$(169,184)	$(98,107)

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2018	2017	2018	2017

Cash flows from operating activities:
Net loss	$(61,397)	$(21,379)	$(97,218)	$(34,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of related party loans	-	-	1,650	-
Settlement of unpaid compensation to related party	-	-	2,300	-
Changes in operating assets and liabilities:
Prepaid expenses	375	-	-	-
Unpaid compensation for related party	-	-	-	-
Accounts payable	17,399	-	19,210	-
Accrued expenses	7,000	(9,000)	18,000	-
Net cash used in operating activities	(36,623)	(30,379)	(56,058)	(34,080)

Cash flows from financing activities:
Advances from related parties	38,338	(3,063)	59,747	913
Proceeds from the sale of common stock	-	30,000	-	40,000
Offering costs related to the sale of common stock	-	-	-	(2,140)
Net cash provided by financing activities	38,338	26,937	59,747	38,773

Net increase in cash	1,715	(3,442)	3,689	4,693
Cash, beginning of period	2,000	10,110	26	1,975
Cash, end of period	$3,715	$6,668	$3,715	$6,668
			-
Supplemental disclosure of cash flow information:
Settlement of related party debt and unpaid compensation	$-	$-	$36,882	$-

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

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company had total assets of $3,715, total liabilities of $101,822, including $59,747 in amounts due to related parties, a stockholders’ deficit of $98,107, a working capital deficit of $98,107 and an accumulated deficit of $169,184. In addition, the Company has not commenced any revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note 4—Related Party Transactions

Effective April 1, 2017, the Company entered into an employment agreement with Mr. Aujala for a two-year term to employ him as the Company’s President and Chief Executive Officer for an annual base salary of $36,000. The employment agreement was terminated on April 23, 2018. For the six-month periods ended September 30, 2018 and 2017, the Company recorded $2,300 and $29,000, respectively, in officer compensation to Mr. Aujala (see change of control section in Note 2--Basis of Presentation and Going Concern.)

During the six months ended September 30, 2018, Mr. Tapalian, and an entity controlled by Mr. Tapalian, provided non-interest-bearing loans to the Company in an aggregate amount of $59,747 that are payable upon demand. At September 30, 2018, amounts due to Mr. Tapalian totaled $33,747 and amounts due to the entity controlled by Mr. Tapalian totaled $26,000.

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

Note 6—Stockholders’ Deficit

For the six months ended September 30, 2017, the Company recorded a reclassification of registration and other offering costs of $2,140 to paid-in capital as an offset to the gross proceeds from the sale of common stock. These costs were previously recorded as operating expenses. The Company does not believe that this reclassification represents a material misstatement nor a material weakness in the Company’s internal control over financial reporting. The following table shows the impact of this reclassification to the income statement reported on the Form 10-Q for the three months ended June 30, 2017. There was no adjustment for the three months ended September 30, 2017.

As reported	$14,841
As corrected	12,701
$2,140

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

Note 7—Income Taxes

We recorded a benefit for income taxes for the three months ended September 30, 2018 and 2017 of $12,893 and $7,483, respectively. We recorded a benefit for income taxes for the six months ended September 30, 2018 and 2017 of $12,671 and $11,928, respectively. As of September 30, 2018 and 2017, we had a valuation allowance of $27,783 and $12,457, respectively, placed against our deferred tax assets related to our federal net operating loss carryforwards. Our annual Federal statutory income tax rate was 21% and 35% for the six months ended September 30, 2018 and 2017, respectively, and our effective federal income tax rate was reduced to zero for both periods as a result of the valuation allowance recorded against our deferred tax assets.

Note 8—Subsequent Events

In connection with the preparation of the accompanying financial statements, we have evaluated subsequent events through the date of this filing on Form 10-Q and determined there to be no events requiring adjustments to the financial statements and/or disclosures therein.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Revenues

The Company is a shell corporation and had no revenues for the three months ended September 30, 2018 (“2Q 2018”) and 2017 (“2Q 2017”).

Operating Expenses

Operating expenses for the three months ended September 30, 2018 and 2017 was $61,397 and $21,379, respectively. The increase of $40,018 was due primarily to an increase in legal fees of $18,000 for services related to the Company’s various SEC filings, an increase in professional fees of $36,250 resulting from an increase of $32,400 due primarily to work related to our future business plans and SEC reporting compliance costs, and approximately $3,850 for services related to the audit and review of our financial statements. Officer compensation costs decreased by $20,000 due to the termination of Mr. Aujala’s employment agreement.

Net cash used in operating activities for the three months ended September 30, 2018 and 2017 was $36,623 and $30,379, respectively. Net cash used in operating activities for 2Q 2018 was due primarily to our net loss of $61,397 offset by decrease of prepaid expense of $375, an increase in accounts payable of $17,399 and an increase in accrued expenses of $7,000. Net cash used in operating activities for 2Q 2017 was due to our net loss of $21,379 offset by unpaid compensation expense of $9,000.

Net cash provided by financing activities for the three months ended September 30, 2018 and 2017 was $38,338 and $26,937, respectively. Net cash provided by financing activities for 2Q 2018 was from advances from related parties of $38,338. Net cash provided by financing activities for 2Q 2017 was from proceeds from the sale of common stock of $30,000 offset by repayment of advances to related party of $3,063.

Net Loss

The net loss for three months ended September 30, 2018 and 2017 was $61,397 and $21,379, respectively.

Results of Operations for the Six Months Ended September 30, 2018 and 2017

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

Revenues

The Company is a shell corporation and had no revenues for the six months ended September 30, 2018 (“2018”) and 2017 (“2017”).

Operating Expenses

Operating expenses for the six months ended September 30, 2018 and 2017 was $97,218 and $34,080, respectively. The increase of $63,138 was due primarily to legal fees of $30,000 for services related to the Company’s various SEC filings. In addition, professional fees increased by $53,915 due primarily to outside accounting service costs, the costs to audit and review our financial statements, and to work related to our future business plans. Officer compensation costs decreased by $26,700 due to the termination of Mr. Aujala’s employment agreement.

Net cash used in operating activities for the six months ended September 30, 2018 and 2017 was $56,058 and $34,080, respectively. Net cash used in operating activities for 2018 was due primarily to our net loss of $97,218 offset by a noncash adjustment for the settlement of related party loans and unpaid compensation of $3,950 and an increase in accounts payable of $19,210 and an increase in accrued expenses of $18,000. Net cash used in operating activities for 2017 was due to our net loss of $34,080.

Net cash provided by financing activities for the six months ended September 30, 2018 and 2017 was $59,747 and $38,773, respectively. Net cash provided by financing activities for 2018 was from advances from related parties of $59,747. Net cash provided by financing activities for 2017 was from net advances from a related party of $913 and proceeds from the sale of common stock of $40,000 offset by offering costs related to the sale of common stock of $2,140.

Net Loss

The net loss for six months ended September 30, 2018 and 2017 was $97,218 and $34,080, respectively.

Liquidity

As of September 30, 2018, the Company had total assets of $3,715, total liabilities of $101,822, including $59,747 in amounts due to related parties, a stockholders’ deficit of $98,107, a working capital deficit of $98,107, and an accumulated deficit of $169,184. In addition, the Company has not commenced any revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Capital Resources

The Company is currently reliant solely on related party loans from its majority shareholder or entities controlled by its majority shareholder to fund its limited activities. If the Company implements a new business plan to acquire and develop real estate properties and real estate related businesses, it would require additional capital and fees. Our majority shareholder has no obligation to continue to provide additional loans and we have no assurance that other future financing will be available to us on acceptable terms. If our majority shareholder does not continue to provide additional loans or if other financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the period ended September 30, 2018.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

RISB Properties, Inc.

Dated: November 13, 2018	By:	/s/ H. Charles Tapalian
H. Charles Tapalian Chief Executive Officer (Principal Executive, Financial and Accounting Officer)