Form 10-Q
period 2018-12-31
RISB Properties, Inc.
filed 2019-02-06
CIK 1703975

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 6, 2019, the issuer had 3,500,000 shares of its common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

RISB Properties, Inc.

Balance Sheets

	December 31, 2018	March 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$516	$26
Total assets	$516	$26

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,600	$4,865
Accrued expenses	18,000	-
Unpaid compensation to related party	-	18,000
Due to related parties	107,807	14,932
Total liabilities	$129,407	$37,797

Commitments and Contingencies (Note 5)

Stockholders' deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized at December 31, 2018 and 75,000,000 shares at March 31, 2018; 3,500,000 shares issued and outstanding	$3,500	$3,500
Additional paid-in capital	67,577	30,695
Accumulated deficit	(199,968)	(71,966)
Total stockholders' deficit	(128,891)	(37,771)
Total liabilities and stockholders' deficit	$516	$26

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2018	2017	2018	2017

Operating expenses:
Related party officer compensation	$-	$9,000	$2,300	$38,000
Professional fees	11,510	4,600	69,675	8,850
Legal fees	18,000	-	48,000	-
General and administrative	1,274	1,793	8,027	2,623
Total expenses and net loss	$(30,784)	$(15,393)	$(128,002)	$(49,473)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.02)

Basic and diluted weighted average common shares outstanding	3,500,000	3,500,000	3,500,000	3,049,618

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Stockholders' Deficit

(unaudited)

	Number of Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance, March 31, 2018	3,500,000	$3,500	$30,695	$(71,966)	$(37,771)
Net loss				(128,002)	(128,002)
Settlement of related party debt and unpaid compensation			36,882		36,882
Balance, December 31, 2018	3,500,000	$3,500	$67,577	$(199,968)	$(128,891)

 The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(128,002)	$(49,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of related party loans	1,650	-
Settlement of unpaid compensation to related party	2,300	-
Changes in operating assets and liabilities:
Accounts payable	(1,265)	2,000
Accrued expenses	18,000	9,000
Net cash used in operating activities	(107,317)	(38,473)

Cash flows from financing activities:
Advances from related parties	107,807	4,835
Proceeds from the sale of common stock	-	40,000
Offering costs related to the sale of common stock	-	(8,305)
Net cash provided by financing activities	107,807	36,530

Net increase in cash	490	(1,943)
Cash, beginning of period	26	1,975
Cash, end of period	$516	$32

Supplemental disclosure of cash flow information:
Settlement of related party debt and unpaid compensation	$36,882	$-

The accompanying notes are an integral part of these unaudited financial statements.

RISB Properties, Inc.

Notes to Unaudited Financial Statements

Note 1—Nature of Operations

RISB Properties, Inc. (the “Company”) was incorporated in the State of Nevada on November 21, 2016 under the name Notes, Inc. In these notes, the terms “we,” “us,” “our,” “RISB,” or the “Company” means RISB Properties, Inc.

Note 2—Basis of Presentation and Going Concern

Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the year ended March 31, 2018. All adjustments, which in the opinion of management, are considered to be necessary for a fair presentation of the periods shown, are of a normal, recurring nature and have been reflected in the financial statements. The operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation described in Note 6—Stockholders’ Deficit. Our significant accounting policies are described below.

Change of Control

On April 23, 2018, the shareholders of the Company, including Mr. Inderjit Aujala (“Mr. Aujala”), the Company’s then Chief Executive Officer, President, Chief Financial Officer, Secretary, and Treasurer, entered into a stock purchase agreement to sell 99.7% of the issued and outstanding shares of the Company’s common stock for $325,000 to Mr. H. Charles Tapalian (“Mr. Tapalian”) and to settle $36,882 representing amounts advanced by Mr. Aujala to the Company and amounts due for unpaid compensation.

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

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. As of December 31, 2018, the Company had total assets of $516, total liabilities of $129,407, including $107,807 in amounts due to related parties, a stockholders’ deficit of $128,891, a working capital deficit of $128,891 and an accumulated deficit of $199,968. In addition, the Company has not commenced any revenue-generating activities. The Company is currently reliant solely on related party loans from its majority shareholder or entities controlled by its majority shareholder to fund its limited activities. Our majority shareholder has no obligation to continue to provide additional loans and we have no assurance that other future financing will be available to us on acceptable terms. If our majority shareholder does not continue to provide additional loans or if other financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Subsequent to the change of control of the Company, the Company abandoned its previous business plan and adopted a new business plan pursuant to which it will acquire and develop real estate properties and real estate related businesses. Mr. Tapalian, the Company’s sole officer and an experienced real estate developer, may in the future contribute a portion of the real estate properties and real estate related businesses that he owns to the Company in exchange for additional shares of the Company’s common stock. However, Mr. Tapalian has not yet made a determination whether or not he will make any such contribution and he has no current obligation to make any such contribution.

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

Settlement of Amounts Due to Related Party

The Company recognized the settlement of related party loans and unpaid compensation due to a related party as an adjustment to additional paid-in capital on the basis that the extinguishment transaction between related entities was in essence a capital transaction.

Note 4—Related Party Transactions

Effective April 1, 2017, the Company entered into an employment agreement with Mr. Aujala for a two-year term to employ him as the Company’s President and Chief Executive Officer for an annual base salary of $36,000. The employment agreement was terminated on April 23, 2018. For the nine months ended December 31, 2018 and 2017, the Company recorded $2,300 and $38,000, respectively, in officer compensation to Mr. Aujala (see change of control section in Note 2--Basis of Presentation and Going Concern.)

During the nine months ended December 31, 2018, Mr. Tapalian, and an entity controlled by Mr. Tapalian, provided non-interest-bearing loans to the Company in an aggregate amount of $107,807 that are payable upon demand. At December 31, 2018, amounts due to Mr. Tapalian totaled $33,747 and amounts due to the entity controlled by Mr. Tapalian totaled $74,060.

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

Note 6—Stockholders’ Deficit

For the nine months ended December 31, 2017, the Company recorded a reclassification of registration and other offering costs of $8,305 to paid-in capital as an offset to the gross proceeds from the sale of common stock. These costs were previously recorded as operating expenses. The Company does not believe that this reclassification represents a material misstatement. The following table shows the impact of this reclassification to the income statement reported on the Form 10-Q for the interim periods ended June 30, 2017, September 30, 2017 and December 31, 2017.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017

As reported	$14,841	$21,379	$21,558	$57,778
As corrected	12,701	21,379	15,393	49,473
	$2,140	$-	$6,165	$8,305

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

Note 7—Income Taxes

We recognized a benefit for income taxes for the three months ended December 31, 2018 of $6,465 and a provision for income taxes for the three months ended December 31, 2017 of $1,750. We recognized a benefit for income taxes for the nine months ended December 31, 2018 and 2017 of $19,135 and $10,178, respectively. For the three months and nine months ended December 31, 2018, and for the nine months ended December 31, 2017, we recognized an increase in our valuation allowance equal to the amounts of the respective benefit for income taxes. For the three months ended December 31, 2017, we used net operating loss carryforward to reduce in full the provision for income taxes. As of December 31, 2018 and 2017, we had a full valuation allowance of $34,248 and $10,706, respectively, placed against our deferred tax assets related to our federal net operating loss carryforwards as it is not more likely than not that the deferred tax assets will be realized. Our annual Federal statutory income tax rate was 21% and 35% for the nine months ended December 31, 2018 and 2017, respectively, and our effective federal income tax rate was reduced to zero for both periods as a result of the valuation allowance recorded against our deferred tax assets.

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

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Revenues

The Company is a shell corporation and had no revenues for the three months ended December 31, 2018 and 2017.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 and 2017 were $30,784 and $15,393, respectively. The increase of $15,391 was due primarily to an increase in legal fees of $18,000 for services related to the Company’s SEC filings, an increase in professional fees of $7,310 for services rendered by an outside accounting provider and offset by a reduction of $400 for review services. Officer compensation costs decreased by $9,000 due to the termination of Mr. Aujala’s employment agreement on April 23, 2018.

Net Loss

The net loss for three months ended December 31, 2018 and 2017 was $30,784 and $15,393, respectively.

Results of Operations for the Nine Months Ended December 31, 2018 and 2017

Change of Control

On April 23, 2018, Mr. Inderjit Aujala (“Mr. Aujala”) and certain other shareholders entered into a Stock Purchase Agreement to sell 99.7% of the issued and outstanding shares of the Company’s common stock for $325,000 to Mr. H. Charles Tapalian. Mr. Aujala also entered into an agreement with the Company to settle $36,882 representing amounts advanced by him to the Company and amounts due for unpaid compensation, and to terminate his employment agreement dated April 1, 2017.

Revenues

The Company had no revenues for the nine months ended December 31, 2018 (“2019”) and 2017 (“2018”).

Operating Expenses

Operating expenses for the nine months ended December 31, 2018 and 2017 were $128,002 and $49,473, respectively. The increase of $78,529 was due primarily to legal fees of $48,000 for services related to the Company’s SEC filings. In addition, professional fees increased by $60,825 due primarily to services rendered by an outside accounting provider, the costs to audit and review our financial statements, and the work related to our future business plans. Officer compensation costs decreased by $35,700 due to the termination of Mr. Aujala’s employment agreement on April 23, 2018.

Net cash used in operating activities for the nine months ended December 31, 2018 and 2017 was $107,317 and $38,473, respectively. Net cash used in operating activities for 2019 was due primarily to our net loss of $128,002 offset by a noncash adjustment for the settlement of related party loans and unpaid compensation of $3,950 and an increase in accrued expenses of $18,000 and a use of cash of $1,265 related to a reduction in accounts payable. Net cash used in operating activities for 2018 was due to our net loss of $49,473 offset by an increase in accounts payable of $2,000 and an increase in accrued expenses of $9,000.

Net cash provided by financing activities for the nine months ended December 31, 2018 and 2017 was $107,807 and $36,530, respectively. Net cash provided by financing activities for 2019 was from advances from related parties of $107,807 to fund the Company’s cash requirements. Net cash provided by financing activities for 2018 was from net advances from a related party of $4,835 and proceeds from the sale of common stock of $40,000 offset by offering costs related to the sale of common stock of $8,305.

Net Loss

The net loss for nine months ended December 31, 2018 and 2017 was $128,002 and $49,473, respectively.

Going Concern

As of December 31, 2018, the Company had total assets of $516, total liabilities of $129,407, including $107,807 in amounts due to related parties, a stockholders’ deficit of $128,891, a working capital deficit of $128,891, and an accumulated deficit of $199,968. In addition, the Company has not commenced any revenue-generating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective for the period ended December 31, 2018.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.2	Stock Purchase Agreement dated April 23, 2018, by and among the Issuer, H. Charles Tapalian and the Sellers (1)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14 (a) or 15d-14 (a).

32.1**	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14 (b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

(1)	Previously filed as Exhibit 10.1 to our Current Report on Form 8-K which was filed with the Commission on April 27, 2018, and which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RISB Properties, Inc.

Dated: February 6, 2019	By:	/s/ H. Charles Tapalian
H. Charles Tapalian Chief Executive Officer (Principal Executive, Financial and Accounting Officer)